Form 10-Q
period 2020-06-30
Roth CH Acquisition I Co
filed 2020-08-12
CIK 1796303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020 there were 9,828,000 shares of common stock, $0.0001 par value; issued and outstanding.

ROTH CH ACQUISITION I CO.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

i

ROTH CH ACQUISITION I CO.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)	(Audited)
ASSETS
Current asset
Cash	$483,573	$194,970
Prepaid expenses	158,221	—
Total Current Assets	641,794	194,970

Deferred offering costs	—	85,938
Marketable securities held in Trust Account	76,508,999	—
TOTAL ASSETS	$77,150,793	$280,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and Accrued expenses	$77,023	$1,564
Accrued offering costs	—	55,938
Promissory note — Related party	—	200,000
Total Current Liabilities	77,023	257,502

Deferred underwriting fee payable	2,677,500	—
Total Liabilities	2,754,523	257,502

Commitments

Common stock subject to possible redemption, 6,939,626 shares at redemption value at June 30, 2020	69,396,260	—

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 2,888,374 and 2,156,250 shares issued and outstanding (excluding 6,939,626 and no shares subject to possible redemption) as of June 30, 2020 and December 31, 2019 (1)	289	216
Additional paid-in capital	5,105,138	24,784
Accumulated deficit	(105,417)	(1,594)
Total Stockholders’ Equity	5,000,010	23,406
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,150,793	$280,908

(1)	Included an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION I CO.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,	For the Period from February 13, 2019 (Inception) Through June 30,
	2020	2019	2020	2019
Formation and operating costs	$112,352	$—	$112,822	$1,000
Loss from operations	(112,352)	—	(112,822)	(1,000)

Other income:
Interest income	8,999	—	8,999

Net Loss	$(103,353)	$—	$(103,823)	$(1,000)

Weighted average shares outstanding, basic and diluted (1)	2,460,661	1,875,000	2,167,830	1,875,000

Basic and diluted net loss per common share	$(0.04)	$(0.00)	$(0.05)	$(0.00)

(1)	Excluded an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION I CO.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common Stock (1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	2,156,250	$216	$24,784	$(1,594)	$23,406

Net loss	—	—	—	(470)	(470)

Balance – March 31, 2020	2,156,250	216	24,784	(2,064)	22,936

Sale of 7,650,000 Units, net of underwriting discounts	7,650,000	765	71,820,922	—	71,821,687

Sale of 265,500 Private Units	265,500	26	2,654,974	—	2,655,000

Forfeiture of Founder Shares	(243,750)	(24)	24	—	—

Common stock subject to possible redemption	(6,939,626)	(694)	(69,395,566)	—	(69,396,260)

Net loss	—	—	—	(103,353)	(103,353)

Balance – June 30, 2020	2,888,374	$289	$5,105,138	$(105,417)	$5,000,010

THREE MONTHS ENDED JUNE 30, 2019 AND

FOR THE PERIOD FROM FEBRUARY 13, 2019 (INCEPTION) THROUGH JUNE 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — February 13, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Initial Stockholders (1)	2,156,250	216	24,784	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance — March 31, 2019	2,156,250	216	24,784	(1,000)	24,000

Net loss	—	—	—	—	—

Balance — June 30, 2019	2,156,250	$216	$24,784	$(1,000)	$24,000

(1)	Included an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION I CO.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30, 2020	For the Period from February 13, 2019 (Inception) Through June 30, 2019
Cash Flows from Operating Activities:
Net loss	$(103,823)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(8,999)	—
Changes in operating assets and liabilities:
Prepaid expenses	(158,221)	—
Accounts payable and Accrued expenses	75,459	1,000
Net cash used in operating activities	(195,584)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(76,500,000)	—
Net cash used in investing activities	(76,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Initial Stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	74,970,000	—
Proceeds from sale of Private Units	2,655,000	—
Repayment of promissory note – related party	(200,000)	—
Payments of offering costs	(440,813)	—
Net cash provided by financing activities	76,984,187	25,000

Net Change in Cash	288,603	25,000
Cash — Beginning	194,970	—
Cash — Ending	$483,573	$25,000

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$68,052,060	$—
Change in value of common stock subject to possible redemption	$1,344,200	$—
Deferred underwriting fee payable	$2,677,500	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from February 13, 2019 (inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $4,678,313, consisting of $1,530,000 of underwriting fees, $2,677,500 of deferred underwriting fees and $470,813 of other offering costs. In addition, as of June 30, 2020, cash of $483,573 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

JUNE 30, 2020

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

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 6, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 7, 2020 and May 13, 2020. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

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

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At June 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills. During the six months ended June 30, 2020, the Company did not withdraw any of the interest earned on the Trust Account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate of 0% differs from the statutory tax rate of 21% for the three and six months ended June 30, 2020 due to the valuation allowance recorded against the Company’s net operating losses.

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. At June 30, 2019, weighted average shares were reduced for the effect of an aggregate of 281,250 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at June 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 6,003,000 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Reconciliation of Net Loss Per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income and losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Net loss	$(103,353)	$(103,823)
Less: Income attributable to shares subject to possible redemption	—	—
Adjusted net loss	$(103,353)	$(103,823)

Weighted average shares outstanding, basic and diluted	2,460,661	2,167,830

Basic and diluted net loss per share	$(0.04)	$(0.05)

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Promissory Note — Related Party

On October 4, 2019, the Company issued an unsecured promissory note to the sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. As of June 30, 2020 and December 31, 2019, there was $0 and $200,000 outstanding under the Promissory Note. The Promissory Note was non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the date on which the Company determines not to proceed with the Initial Public Offering. Borrowings outstanding under the Promissory Note of $200,000 were repaid upon the consummation of the Initial Public Offering on May 7, 2020.

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

Investor Relations Agreement

On February 27, 2020, the Company entered into an investor relations agreement, pursuant to which, in exchange for investor relations services, the Company will pay the service provider a one-time fee of $10,000. Upon the closing of a Business Combination, the Company will pay the service provider a fee of $50,000 and following the Business Combination, the Company will pay a fee of $10,000 per month for a period of six months. As of June 30, 2020, the Company has paid $10,000 of such fees.

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2020 and December 31, 2019, there were 2,888,374 and 2,156,250 shares of common stock issued and outstanding, excluding 6,939,626 and no shares of common stock subject to possible redemption, respectively.

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

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

(Unaudited)

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from February 13, 2019 (inception) through June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had a net loss of $103,353, which consisted of operating costs of $112,352, offset by interest income on marketable securities held in the Trust Account of $8,999.

For the six months ended June 30, 2020, we had a net loss of $103,823, which consisted of operating costs of $112,822, offset by interest income on marketable securities held in the Trust Account of $8,999.

For the period from February 13, 2019 (inception) through June 30, 2019, we had a net loss of $1,000, which consisted of formation costs.

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

For the six months ended June 30, 2020, cash used in operating activities was $195,584. Net loss of $103,823 was comprised of interest earned on marketable securities held in the Trust Account of $8,999. Changes in operating assets and liabilities used $82,762 of cash from operating activities.

As of June 30, 2020, we had marketable securities held in the Trust Account of $76,508,999 (including approximately $9,000 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes and up to $250,000 per 12-month period can be withdrawn for working capital needs. During the six months ended June 30, 2020, we did not withdraw any of the interest earned on the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2020, we had $483,573 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, has been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

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

ROTH CH ACQUISITION I CO.

Date: August 12, 2020	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: August 12, 2020	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)