Form 10-Q
period 2020-09-30
Roth CH Acquisition I Co
filed 2020-11-13
CIK 1796303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020 there were 9,828,000 shares of common stock, $0.0001 par value; issued and outstanding.

ROTH CH ACQUISITION I CO.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

ROTH CH ACQUISITION I CO.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31,2019
	(Unaudited)
ASSETS
Current asset
Cash	$408,543	$194,970
Prepaid expenses	146,896	—
Total Current Assets	555,439	194,970

Deferred offering costs	—	85,938
Deferred tax asset	196	—
Marketable securities held in Trust Account	76,522,615	—
TOTAL ASSETS	$77,078,250	$280,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and Accrued expenses	$124,689	$1,564
Accrued offering costs	—	55,938
Promissory note — Related party	—	200,000
Total Current Liabilities	124,689	257,502

Deferred underwriting fee payable	2,677,500	—
Total Liabilities	2,802,189	257,502

Commitments

Common stock subject to possible redemption, 6,927,606 shares at redemption value at September 30, 2020	69,276,060	—

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 2,900,394 and 2,156,250 shares issued and outstanding (excluding 6,927,606 and no shares subject to possible redemption) as of September 30, 2020 and December 31, 2019 (1)	290	216
Additional paid-in capital	5,225,337	24,784
Accumulated deficit	(225,626)	(1,594)
Total Stockholders’ Equity	5,000,001	23,406
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,078,250	$280,908

(1)	Included an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION I CO.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 13, 2019 (Inception) Through September 30,
	2020	2019	2020	2019
Formation and operating costs	$134,021	$—	$246,843	$1,000
Loss from operations	(134,021)	—	(246,843)	(1,000)

Other income:
Interest income	14,548		23,547
Unrealized loss on marketable securities held in Trust Account	(932)	—	(932)	—
Other income, net	13,616	—	22,615	—

Loss before provision for income taxes	(120,405)	—	(224,228)	(1,000)
Benefit from income taxes	196	—	196	—
Net Loss	$(120,209)	$—	$(224,032)	$(1,000)

Weighted average shares outstanding, basic and diluted (1)	2,888,374	1,875,000	2,409,765	1,875,000

Basic and diluted net loss per common share (2)	$(0.05)	$(0.00)	$(0.09)	$(0.00)

(1)	Excludes an aggregate of up to 6,927,606 shares subject to possible redemption at September 30, 2020 and an aggregate of 281,250 shares subject to forfeiture at September 30, 2019 (see Note 5).
(2)	Net loss per common share – basic and diluted excludes income of $12,331 and $0 attributable to common stock subject to possible redemption for the three and nine months ended September 30, 2020, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION I CO.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common Stock (1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	2,156,250	$216	$24,784	$(1,594)	$23,406

Net loss	—	—	—	(470)	(470)

Balance – March 31, 2020	2,156,250	216	24,784	(2,064)	22,936

Sale of 7,650,000 Units, net of underwriting discounts	7,650,000	765	71,820,922	—	71,821,687

Sale of 265,500 Private Units	265,500	26	2,654,974	—	2,655,000

Forfeiture of Founder Shares	(243,750)	(24)	24	—	—

Common stock subject to possible redemption	(6,939,626)	(694)	(69,395,566)	—	(69,396,260)

Net loss	—	—	—	(103,353)	(103,353)

Balance – June 30, 2020	2,888,374	289	5,105,138	(105,417)	5,000,010

Common stock subject to possible redemption	12,020	1	120,199	—	120,200

Net loss	—	—	—	(120,209)	(120,209)

Balance – September 30, 2020	2,900,394	$290	$5,225,337	$(225,626)	$5,000,001

THREE MONTHS ENDED SEPTEMBER 30, 2019 AND

FOR THE PERIOD FROM FEBRUARY 13, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance — February 13, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Initial Stockholders (1)	2,156,250	216	24,784	—	25,000

Net loss	—	—	—	(1,000)	(1,000)

Balance — March 31, 2019	2,156,250	216	24,784	(1,000)	24,000

Net loss	—	—	—	—	—

Balance — June 30, 2019	2,156,250	216	24,784	(1,000)	24,000

Net loss	—	—	—	—	—

Balance — September 30, 2019	2,156,250	$216	$24,784	$(1,000)	$24,000

(1)	Included an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION I CO.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30, 2020	For the Period from February 13, 2019 (Inception) Through September 30, 2019
Cash Flows from Operating Activities:
Net loss	$(224,032)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,547)	—
Unrealized loss on marketable securities held in Trust Account	932	—
Deferred income tax benefit	(196)	—
Changes in operating assets and liabilities:
Prepaid expenses	(146,896)	—
Accounts payable and Accrued expenses	123,125	1,000
Net cash used in operating activities	(270,614)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(76,500,000)	—
Net cash used in investing activities	(76,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Initial Stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	74,970,000	—
Proceeds from sale of Private Units	2,655,000	—
Repayment of promissory note – related party	(200,000)	—
Payments of offering costs	(440,813)	—
Net cash provided by financing activities	76,984,187	25,000

Net Change in Cash	213,573	25,000
Cash — Beginning	194,970	—
Cash — Ending	$408,543	$25,000

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$68,052,060	$—
Change in value of common stock subject to possible redemption	$1,224,000	$—
Deferred underwriting fee payable	$2,677,500	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from February 13, 2019 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $4,678,313, consisting of $1,530,000 of underwriting fees, $2,677,500 of deferred underwriting fees and $470,813 of other offering costs. In addition, as of September 30, 2020, cash of $408,543 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

SEPTEMBER 30, 2020

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

Liquidity

As of September 30, 2020, the Company had $408,543 in its operating bank accounts, $76,522,615 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital of $496,250, which excludes franchise taxes payable of $65,500, of which such amount will be paid from interest earned on the Trust Account. As of September 30, 2020, approximately $23,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

On November 2, 2020, the Sponsor committed to provide the Company an aggregate of $100,000 in loans in order to finance transaction costs in connection with a Business Combination.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of consummation of a Business Combination or November 7, 2021, the deadline to complete a Business Combination pursuant to the Company’s Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 6, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 7, 2020 and May 13, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

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

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Bills. During the nine months ended September 30, 2020, the Company did not withdraw any of the interest earned on the Trust Account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate of 0% differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2020 due to the valuation allowance recorded against the Company’s net operating losses.

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

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. At September 30, 2019, weighted average shares were reduced for the effect of an aggregate of 281,250 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to purchase 5,936,265 shares of common stock that were sold in the Initial Public Offering and the private placement in the calculation of diluted loss per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the period presented.

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Reconciliation of Net Loss Per Common Share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income and losses of the Company. There were no such adjustments for the three months ended September 30, 2019 and for the period from February 13, 2019 (inception) through September 30, 2019. Accordingly, basic and diluted loss per common share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Net loss	$(120,209)	$(224,032)
Less: Income attributable to shares subject to possible redemption	(12,331)	—
Adjusted net loss	$(132,540)	$(224,032)

Weighted average shares outstanding, basic and diluted	2,888,374	2,409,765

Basic and diluted net loss per share	$(0.05)	$(0.09)

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

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Promissory Note — Related Party

On October 4, 2019, the Company issued an unsecured promissory note to the sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $200,000. As of December 31, 2019, there was $200,000 outstanding under the Promissory Note. The Promissory Note was non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the date on which the Company determines not to proceed with the Initial Public Offering. Borrowings outstanding under the Promissory Note of $200,000 were repaid upon the consummation of the Initial Public Offering on May 7, 2020.

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

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Investor Relations Agreement

On February 27, 2020, the Company entered into an investor relations agreement, pursuant to which, in exchange for investor relations services, the Company will pay the service provider a one-time fee of $10,000. Upon the closing of a Business Combination, the Company will pay the service provider a fee of $50,000 and following the Business Combination, the Company will pay a fee of $10,000 per month for a period of nine months. As of September 30, 2020, the Company has paid $10,000 of such fees.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2020 and December 31, 2019, there were 2,900,394 and 2,156,250 shares of common stock issued and outstanding, excluding 6,927,606 and no shares of common stock subject to possible redemption, respectively.

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

ROTH CH ACQUISITION I CO.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from February 13, 2019 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below and searching for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $120,209, which consisted of operating costs of $134,021 and an unrealized loss on marketable securities held in our Trust Account of $932, offset by interest income on marketable securities held in the Trust Account of $14,548 and an income tax benefit of $196.

For the nine months ended September 30, 2020, we had a net loss of $224,032, which consisted of operating costs of $246,843 and an unrealized loss on marketable securities held in our Trust Account of $932, offset by interest income on marketable securities held in the Trust Account of $23,547 and an income tax benefit of $196.

For the period from February 13, 2019 (inception) through September 30, 2019, we had a net loss of $1,000, which consisted of formation costs.

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

Following the Initial Public Offering, the partial exercise of the over-allotment option by the underwriters and the sale of the Private Units, a total of $76,500,000 was placed in the Trust Account and we had $647,863 of cash held outside of the Trust Account, after payment of costs related to the Initial Public Offering, and available for working capital purposes. We incurred $4,678,313 in transaction costs, including $1,530,000 of underwriting fees, $2,677,500 of deferred underwriting fees and $470,813 of other offering costs.

For the nine months ended September 30, 2020, cash used in operating activities was $270,614, which consisted of our net loss of $224,032, interest earned on marketable securities held in the Trust Account of $23,547, an unrealized loss on marketable securities held in our Trust Account of $932, and a deferred tax benefit of $196. Changes in operating assets and liabilities used $23,771 of cash from operating activities.

As of September 30, 2020, we had marketable securities held in the Trust Account of $76,522,615 (including approximately $23,000 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. During the nine months ended September 30, 2020, we did not withdraw any of the interest earned on the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had $408,543 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Liquidity

As of September 30, 2020, we had $408,543 in our operating bank accounts, $76,522,615 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital of $496,250, which excludes franchise taxes payable of $65,500, of which such amount will be paid from interest earned on the Trust Account. As of September 30, 2020, approximately $23,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations.

On November 2, 2020, the Sponsor committed to provide us an aggregate of $100,000 in loans in order to finance transaction costs in connection with a Business Combination.

We may raise additional capital through loans or additional investments from the Sponsor or our stockholders, officers, directors, or third parties. Our officers and directors and the Sponsor may, but are not obligated to (except as described above), loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or November 7, 2021, the deadline to complete a Business Combination pursuant to our Amended and Restated Certificate of Incorporation (unless otherwise amended by stockholders).

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

None.

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

ROTH CH ACQUISITION I CO.

Date: November 13, 2020	By:	/s/ Byron Roth
	Name:	Byron Roth
	Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Gordon Roth
	Name:	Gordon Roth
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

