Form 10-K
period 2020-12-31
Roth CH Acquisition I Co
filed 2021-03-09
CIK 1796303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39282

ROTH CH ACQUISITION I CO.

(Exact name of registrant as specified in its charter)

Delaware	85-3584792
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

888 San Clemente Drive, Suite 400
Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 887-0331

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	ROCH	The Nasdaq Stock Market LLC

Warrants	ROCHW	The Nasdaq Stock Market LLC

Units	ROCHU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐ No  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

As of June 30, 2020, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $98,493,750 based on the $12.875 closing sales price of the common stock on The NASDAQ Capital Market on that date.

The number of shares outstanding of the Registrant’s shares of common stock as of March 8, 2021 was 9,828,000.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ROTH CH ACQUISITION I CO.

Annual Report on Form 10-K for the Year Ended December 31, 2020

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	the lack of a market for our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

part I

ITEM 1.	BUSINESS

Introduction

Roth CH Acquisition I Co. (the “Company” or “ROCH”) is a blank check company formed under the laws of the State of Delaware on February 13, 2019. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

On May 7, 2020, the Company consummated the IPO of 7,500,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”), and three-quarters of one warrant (“Warrant”) entitling the holder of each whole Warrant to purchase one share of Common Stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $75,000,000.

On March 7, 2020, simultaneously with the consummation of the IPO, the Company consummated the private placement (“Private Placement”) with initial shareholders of the Company of 262,500 units (the “Private Units”), at a price of $10.00 per Private Unit, generating total proceeds of $2,625,000.The Private Units are identical to the Units sold as part of the public Units in the IPO except that the Warrants underlying the Private Units are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. Such initial purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

Subsequently, on May 22, 2020, the underwriters exercised the over-allotment option in part, and the closing of the issuance and sale of the additional Units occurred (the “Over-Allotment Option Units”) on May 26, 2020. The total aggregate issuance by the Company of 150,000 units at a price of $10.00 per unit resulted in total gross proceeds of $1,500,000. On May 26, 2020, simultaneously with the sale of the Over-Allotment Option Units, the Company consummated the private sale of an additional 3,000 Private Units, generating gross proceeds of $30,000. On May 26, 2020, the underwriters canceled the remainder of the over-allotment option. In connection with the cancellation of the remainder of the over-allotment option, the Company has canceled an aggregate of 243,750 shares of Common Stock issued to certain stockholder of the Company prior to the IPO and Private Placement.

A total of $76,500,000 of the net proceeds from the sale of Units in the initial public offering (including the Over-Allotment Option Units) and the Private Placements on May 7, 2020 and May 26, 2020, were placed in a trust account established for the benefit of the Company’s public shareholders maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) the consummation of the Company’s initial business combination, (ii) the Company’s failure to consummate a business combination by November 7, 2021 and (iii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (iv) to modify the substance or timing of the ability of holders of the Company’s public shares to seek redemption in connection with the Company’s initial business combination or the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination by November 7, 2021 or (v) with respect to any other provision relating to stockholders’ rights or pre-business combination activity.

Business Combination Agreement

On November 16, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Roth CH Acquisition I Co. Parent Corp. (“ParentCo”), Roth CH Merger Sub LLC (“Merger Sub LLC”), Roth CH Merger Sub Corp. (“Merger Sub Corp.”) and PureCycle Technologies LLC, pursuant to which we will acquire PCT for consideration of a combination of shares in ParentCo and assumption of indebtedness. A copy of the Merger Agreement is filed as an exhibit to this Annual Report on Form 10-K and you should read it carefully to understand the rights and obligations of the Company contained therein.

Pursuant to the Merger Agreement, (i) Merger Sub Corp will merge with and into the Company (the “RH Merger”), with the Company surviving the RH Merger as a wholly owned subsidiary of ParentCo (the “ROCH Surviving Company”); (ii) simultaneously with the RH Merger, Merger Sub LLC will merge with and into PCT (the “PCT Merger”), with PCT surviving the PCT Merger as a wholly-owned subsidiary of ParentCo (the “PCT Surviving Company”); and (iii) following the PCT Merger, ParentCo will contribute to the PCT Surviving Company the proceeds of the PIPE Placement (as defined in the Merger Agreement). ROCH Surviving Company will acquire, and ParentCo will contribute to ROCH Surviving Company (the “ParentCo Contribution”) all units of the PCT Surviving Company directly held by ParentCo after the PCT Merger, such that, following the ParentCo Contribution, the PCT Surviving Company will be a wholly-owned subsidiary of the ROCH Surviving Company (together with the RH Merger, the PCT Merger and the other transactions related thereto, the “Business Combination”).

The aggregate consideration payable to the PCT securityholders for the Proposed Transactions (the “PCT Merger Consideration“) consists of ParentCo Common Shares (as defined in the Merger Agreement) issued on the closing date (the “Share Consideration”), up to 4,000,000 additional ParentCo Common Shares upon the achievement of certain targets (the “Earnout Shares“) and the assumption of all indebtedness related to (a) the Limited Offering Memorandum, dated September 23, 2020 (in connection with the bond offering by Southern Ohio Port Authority to PureCycle: Ohio LLC) and (b) the convertible senior notes and certain other indebtedness used to fund the construction of an industrial process facility in Ironton, Ohio (collectively, the “Construction Indebtedness”) of PCT as of the closing date (the “Assumed Indebtedness”).

The Company has called a special meeting of stockholders to be held on March 16, 2021 to approve the Business Combination and related matters. If approved, the Business Combination is expected to be consummated in the first quarter of 2021, subject to customary representations and warranties, covenants, closing conditions and other deliverables and provisions as further described in the Merger Agreement.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 888 San Clemente Drive, Newport Beach, CA 92660. Roth is making this space available to us free of charge. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units, common stock and warrants trade on The Nasdaq Capital Market, or Nasdaq, under the symbols “ROCHU,” “ROCH” and “ROCHW,” respectively.

Holders of Record

As of February 12, 2021, there were 9,828,000 shares of common stock issued and outstanding held by 39 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

On November 16, 2020, we entered into a Merger Agreement with ParentCo, Merger Sub LLC, Merger Sub Corp and PCT, pursuant to which we will acquire PCT for consideration of a combination of shares in ParentCo and assumption of indebtedness.

Pursuant to the Merger Agreement, (i) Merger Sub Corp will merge with and into the Company (the “RH Merger”), with the Company surviving the RH Merger as a wholly owned subsidiary of ParentCo (the “ROCH Surviving Company”); (ii) simultaneously with the RH Merger, Merger Sub LLC will merge with and into PCT (the “PCT Merger”), with PCT surviving the PCT Merger as a wholly-owned subsidiary of ParentCo (the “PCT Surviving Company”); and (iii) following the PCT Merger, ParentCo will contribute to the PCT Surviving Company the proceeds of the PIPE Placement (as defined in the Merger Agreement). ROCH Surviving Company will acquire, and ParentCo will contribute to ROCH Surviving Company (the “ParentCo Contribution”) all units of the PCT Surviving Company directly held by ParentCo after the PCT Merger, such that, following the ParentCo Contribution, the PCT Surviving Company will be a wholly-owned subsidiary of the ROCH Surviving Company (together with the RH Merger, the PCT Merger and the other transactions related thereto, the “Proposed Transactions”).

The aggregate consideration payable to the PCT Securityholders for the Proposed Transactions (the “PCT Merger Consideration“) consists of ParentCo Common Shares (as defined in the Merger Agreement) issued on the closing date (the “Share Consideration”), up to 4,000,000 additional ParentCo Common Shares upon the achievement of certain targets (the “Earnout Shares“) and the assumption of all indebtedness related to (a) the Limited Offering Memorandum, dated September 23, 2020 (in connection with the bond offering by Southern Ohio Port Authority to PureCycle: Ohio LLC) and (b) the convertible senior notes and certain other indebtedness used to fund the construction of an industrial process facility in Ironton, Ohio (collectively, the “Construction Indebtedness”) of PCT as of the closing date (the “Assumed Indebtedness”).

The Company has called a special meeting of stockholders to be held on March 16, 2021 to approve the Business Combination and related matters. If approved, the Proposed Transactions are expected to be consummated in the first quarter of 2021, subject to customary representations and warranties, covenants, closing conditions and other deliverables and provisions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from February 13, 2019 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, identifying a target for our Business Combination, and activities in connection with the proposed acquisition of PCT. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had a net loss of $1,062,553, which consisted of operating costs of $1,097,684 offset by interest income on marketable securities held in the Trust Account of $35,131.

For the period from February 13, 2019 (inception) through December 31, 2019, we had a net loss of $1,594, which consisted of formation and operating costs.

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

For the year ended December 31, 2020, cash used in operating activities was $478,577, which consisted of our net loss of $1,062,553 and interest earned on marketable securities held in the Trust Account of $35,131. Changes in operating assets and liabilities provided $619,107 of cash from operating activities.

For the period from February 13, 2019 (inception) through December 31, 2019, cash used in operating activities was $30, which consisted of our net loss of $1,594 and changes in operating assets and liabilities provided $1,564 of cash from operating activities.

As of December 31, 2020, we had marketable securities held in the Trust Account of $76,535,131 (including approximately $35,000 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes. During the year ended December 31, 2020, we did not withdraw any of the interest earned on the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had $200,580 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As of December 31, 2020, we had $200,580 in our operating bank accounts, $76,535,131 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $263,641, which excludes franchise taxes payable of $156,450, of which such amount will be paid from interest earned on the Trust Account. As of December 31, 2020, approximately $35,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay our tax obligations.

On November 2, 2020 and February 22, 2021, the Sponsor committed to provide us an aggregate of $850,000 in loans in order to finance transaction costs in connection with a Business Combination. As of March 8, 2021, these amounts have not yet been funded by the Sponsor.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

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

On February 27, 2020, we entered into an investor relations agreement, pursuant to which, in exchange for investor relations services, we paid the service provider a one-time fee of $10,000. Upon the closing of a Business Combination, we will pay the service provider a fee of $50,000 and following the Business Combination, we will pay a fee of $10,000 per month for a period of six months.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing net income less income attributable to redeemable common stock, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURE

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Byron Roth	58	Chief Executive Officer and Chairman of the Board
Gordon Roth	66	Chief Financial Officer
Rick Hartfiel	57	Co-President
John Lipman	44	Chief Operating Officer and Director
Aaron Gurewitz	52	Co-President
Molly Montgomery	54	Independent Director
Daniel M. Friedberg	59	Independent Director
Adam Rothstein	49	Independent Director

Byron Roth, 58, has served as ROCH’s Chief Executive Officer and Chairman of the Board since the company’s inception in February 2019. Mr. Roth has been the Chairman and Chief Executive Officer of Roth Capital Partners, LLC since 1998. Under his management the firm has helped raise over $50 billion for small-cap companies, as well as advising on many merger and acquisition transactions. Mr. Roth is a co-founder and General Partner of three private investment firms; Rx3, LLC, a $50 million influencer fund focused on consumer brands, Rivi Capital, LLC, a $35 million fund concentrated in the mining sector, and Aceras Life Sciences, LLC, an in-house incubator focused on funding the development of novel medical innovations. He also co-founded two long only asset management firms: Cortina Asset Management, LLC, which was recently acquired by Silvercrest Asset Management (NASDAQ: SAMG), and EAM Investors, LLC, with assets under management of approximately $1.5 billion. Mr. Roth is also the Chief Executive Officer and Chairman of the Board of Roth CH Acquisition II Co. (NASDAQ: ROCC) and Roth CH Acquisition III Co. (NASDAQ: ROCR), each of which is a special purpose acquisition company. Mr. Roth is a member of the Advisory Council, Executive Committee, and serves as the Chairman on the Nominating Committee for the Cornell SC Johnson College of Business. He is a founding member of the University of San Diego Executive Cabinet for the Athletic Department, and former member of the Board of Trustees where he served on the Investment Committee for the university’s endowment and athletic department for nine years. Mr. Roth also sits on the Executive Board of SMU’s Cox School of Business. Mr. Roth serves as a National Trustee for the Boys and Girls Club of America, and served as the Co-Chair for the 2019 Boys and Girls Club Pacific Youth of the Year Competition. He also sits on the Board of Directors for the Lott IMPACT Foundation, whose Lott IMPACT Trophy is presented annually to the college football defensive IMPACT player of the year for their contribution on and off the field. Mr. Roth was the honoree at the Challenged Athletes Foundation (CAF) 2015 Celebration of Heroes, Heart and Hope Gala and the 2018 Athletes First Classic Golden Heart Award benefitting the Orangewood Foundation. Mr. Roth earned his B.B.A from the University of San Diego in 1985 and his MBA from the Cornell SC Johnson College of Business in 1987. Mr. Byron Roth is the brother of Mr. Gordon Roth. We believe Mr. Roth is well-qualified to serve as a director due to his business experience and contacts and relationships.

Gordon Roth, 66, has served as ROCH’s Chief Financial Officer since December 2019. Mr. Roth has been the Chief Financial Officer and Chief Operating Officer of Roth Capital Partners, LLC since 2000. From 1990 to 2000, Mr. Roth was the Chairman and Founder of Roth and Company, P.C., a thirty-five person public accounting firm in Des Moines, Iowa. Prior to that Mr. Roth spent thirteen years with Deloitte & Touche, most recently serving as a Tax Partner and the Partner-in-Charge of the Des Moines office Tax Department. Mr. Roth is a CPA and a member of the American Institute of CPA’s. Mr. Roth is the Chief Financial Officer of Roth CH Acquisition II Co. (NASDAQ: ROCC) and Roth CH Acquisition III Co. (NASDAQ: ROCR), each of which is a special purpose acquisition company. Mr. Roth used to serve on the Board of Trustees of JSerra Catholic High School, and was the Chair of the Budget & Finance Committee. Mr. Roth has served on several other non-profit boards in the past including Boys & Girls Club, Special Olympics, Camp Fire and St Anne School. Mr. Roth was also a founding partner of the Iowa Barnstormers of the Arena Football League. Mr. Roth earned his B.A. from William Penn University in 1976, where he also served as a member of their Board of Trustees and was inducted into their Athletic Hall of Fame. Mr. Roth also earned a Master of Science in Accounting from Drake University in 1977. Mr. Gordon Roth is the brother of Mr. Byron Roth.

Rick Hartfiel, 57, served as ROCH’s President from December 2019 to February 2020 when he became Co-President. Mr. Hartfiel is a Managing Partner and has been the Head of Investment Banking at Craig-Hallum since 2005. Mr. Hartfiel brings over 30 years of investment banking experience focused on emerging growth companies. Since joining Craig-Hallum in 2005, Mr. Hartfiel has managed over 300 equity offerings (IPOs, follow-on offerings, registered direct offerings and PIPEs) and M&A transactions. Prior to joining Craig-Hallum, Mr. Hartfiel has been an investment banker at Dain, Rauscher, Wessels and Credit Suisse First Boston. Mr. Hartfiel is the Co-President of Roth CH Acquisition II Co. (NASDAQ: ROCC). Mr. Hartfiel has a B.A. from Amherst College, and an MBA from Harvard Business School.

John Lipman, 44, has served as ROCH’s Chief Operating Officer and as a member of ROCH’s board of directors since December 2019. Mr. Lipman is a Partner and Managing Director of Investment Banking at Craig-Hallum. Mr. Lipman joined Craig-Hallum in 2012 and has more than 15 years of investment banking experience advising growth companies in the healthcare, industrial, and technology sectors. Mr. Lipman has completed over 125 equity, convertible, and debt offerings and advisory assignments for growth companies — including over 75 since joining Craig-Hallum. Prior to joining Craig-Hallum, Mr. Lipman was a Managing Director at Rodman & Renshaw LLC from 2011 to 2012, a Managing Director at Hudson Securities, Inc. from 2010 to 2011, and Carter Securities LLC, a firm he founded that specialized in raising equity, equity-linked, and debt capital for growth companies, from 2005 to 2009. Mr. Lipman is the Chief Operating Officer and director of Roth CH Acquisition II Co. (NASDAQ: ROCC) and Roth CH Acquisition III Co. (NASDAQ: ROCR), each of which is a special purpose acquisition company. Mr. Lipman earned his B.A. in Economics in 1999 from Rollins College in Winter Park, FL. We believe Mr. Lipman is well-qualified to serve as a director due to his business experience and contacts and relationships.

Aaron Gurewitz, 52, has served as ROCH’s Co-President since February 2020. Mr. Gurewitz has been a Managing Director and the Head of Roth’s Equity Capital Markets Department since January 2001. Mr. Gurewitz brings over 25 years of investment banking experience focused on growth companies. Since joining Roth in 1999, Mr. Gurewitz has managed over 1,000 public offerings including, but not limited to, IPOs and follow-on offerings. Prior to joining Roth in 1999, Mr. Gurewitz was a Senior Vice President in the Investment Banking Group at Friedman Billings Ramsey from May 1998 to August 1999. From 1995 to April 1998, Mr. Gurewitz was a Vice President in the Corporate Finance Department at Roth, and from 1999 to 2001, Mr. Gurewitz served as a Managing Director in Roth’s Investment Banking Department. Mr. Gurewitz is the Co-President of Roth CH Acquisition II Co. (NASDAQ: ROCC) and Roth CH Acquisition III Co. (NASDAQ: ROCR), each of which is a special purpose acquisition company. Mr. Gurewitz graduated cum laude from San Diego State University with a B.S. in Finance.

Molly Montgomery, 54, has served as a member of ROCH’s board of directors since February 2020. Ms. Montgomery has served as a member of the board of directors of Roth CH Acquisition II Co. (NASDAQ: ROCC) since December 2020 and Roth CH Acquisition III Co. (NASDAQ: ROCR) since March 2021, each of which is a special purpose acquisition company. Since January of 2020, Ms. Montgomery has been a member of the Board of Directors at Wilbur-Ellis Company Inc., a privately-owned family business based in San Francisco. With revenues over $3.0 billion, Wilbur-Ellis is a leading international marketer, distributor and manufacturer of agricultural products, animal nutrients and specialty ingredients and chemicals. Since October 2020, Ms. Montgomery has served as Board Director of The Wine Group. The Wine Group is a privately-held, management-owned company that is the second largest wine producer in the US and third largest in the world. Ms. Montgomery also serves as a strategic advisor to early-stage companies Trace Genomics and Planted Places. From 2009 to 2019, Ms. Montgomery served as an Executive of Landec Corporation, a publicly-traded company in the health & wellness space with revenues of approximately $550M, and served as Chief Executive Officer, President & Director of Landec Corporation from 2015 to 2019. Ms. Montgomery has also served on the Board of Directors for Windset Farms, one of the largest and most technologically advanced hydroponic greenhouse growers in North America, from 2018 to 2019 and as a Board Director for Flower One, the largest greenhouse grower and producer of cannabis in the state of Nevada from 2020 to 2021. Prior to Landec, from 2006 to 2009, Ms. Montgomery served as VP of Global Marketing and Business Development at Ashland Chemical. Ms. Montgomery has also been an executive in two software companies and held additional positions in strategy, marketing, engineering and operations in a number of other chemical, pharmaceutical and consumer product companies. Ms. Montgomery holds a BES and MEng in Chemical Engineering from the University of Louisville and anMBA from Harvard Business School. We believe Ms. Montgomery is well-qualified to serve as a director due to her experience as CEO and Director of a publicly traded company and the depth and breadth of Ms. Montgomery’s operating and transactional experience in a wide variety of industries with both private and public companies at different stages of maturity.

Daniel M. Friedberg, 59, has served as a member of ROCH’s board of directors since February 2020. Mr. Friedberg has served as a member of the board of directors of Roth CH Acquisition II Co. (NASDAQ: ROCC) since December 2020 and Roth CH Acquisition III Co. (NASDAQ: ROCR) since March 2021, each of which is a special purpose acquisition company. Mr. Friedberg has served as Chairman of the Board of Quest Resource Holding Corp. (NASDAQ: QRHC) since April 2019. Mr. Friedberg has served as the Chief Executive Officer of Hampstead Park Capital Management LLC, a private equity investment firm, since its founding in May 2016. Mr. Friedberg was Chief Executive Officer and Managing Partner of Sagard Capital Partners L.P., a private equity investment firm, from its founding in January 2005 until May 2016. In addition, from January 2005 to May 2016, Mr. Friedberg was also a Vice President of Power Corporation of Canada, a diversified international management holding company. Mr. Friedberg was with global strategy management consultants Bain & Company, as a consultant from 1987 to 1991 and then again as a Partner from 1997 to 2005. Mr. Friedberg started with Bain & Company in the London office in 1987, was a founder of the Toronto office in 1991, and a founder of the New York office in 2000, leading the Canadian and New York private equity businesses. From 1991 to 1997, Mr. Friedberg worked as Vice President of Strategy and Development for a U.S.-based global conglomerate and as an investment professional in a Connecticut-based boutique private equity firm. Mr. Friedberg currently serves on the Board at Buttonwood Networks and USA Field Hockey. Mr. Friedberg serves on the Board of Directors of Point Pickup Technologies and Triphammer Ventures LLC and has previously served on the Board of Directors at GP Strategies Corp. (GPX), InnerWorkings, Inc. (INWK), Performance Sports Group Ltd. (PSG) and X-Rite, Inc. (XRIT). Mr. Friedberg has a Master’s in Business Administration degree from the Johnson School at Cornell University’s College of Business, and a Bachelor of Science (Hons.) degree from the University of Manchester Institute of Science & Technology. We believe that Mr. Friedberg’s experience as the Chief Executive Officer of two investment firms, his experience as an executive with a leading global management consulting firm, his extensive experience in investing in private and public companies, and his service on multiple boards of directors provide him with knowledge and experience with respect to organizational, financial, operational, M&A, and strategic planning matters and provide the requisite qualifications, skills, perspectives, and experiences that make him well qualified to serve on ROCH’s Board of Directors.

Adam Rothstein, 49, has served as a member of ROCH’s board of directors since February 2020. Mr. Rothstein has served as a member of the board of directors of Roth CH Acquisition II Co. (NASDAQ: ROCC) since December 2020 and Roth CH Acquisition III Co. (NASDAQ: ROCR) since March 2021, each of which is a special purpose acquisition company. Mr. Rothstein is a Co-Founder and General Partner in Disruptive Technology Partners, an Israeli technology-focused early-stage investment fund, and Disruptive Growth, a collection of late-stage investment vehicles focused on Israeli technology, which he co-founded in 2013 and 2014, respectively. Since September 2020, Mr. Rothstein has also been the Executive Chairman of 890 5th Avenue Partners, Inc., a special purpose acquisition company focused on the media and entertainment sectors, which completed its public offering in January 2021. Since 2014, Mr. Rothstein has been the Managing Member of 1007 Mountain Drive Partners, LLC, which is a consulting and investment vehicle. Previously, from July 2019 until January 2021, Mr. Rothstein was a director of Subversive Capital Acquisition Corp. (NEO: SVC.A.U) (OTCQX: SBVCF), a special purpose acquisition company that partnered with Shawn “JAY-Z” Carter and Roc Nation in January 2021 to acquire CMG Partners Inc. and Left Coast Ventures, Inc. and which now trades as TPCO Holding Corp. (NEO: GRAM.U) (OTCQX: GRAMF). Mr. Rothstein has over 20 years of investment experience, and currently sits on the boards of directors of several early- and mid-stage technology and media companies both in the US and in Israel and is on the Advisory Board for the Leeds School of Business at the University of Colorado, Boulder. Mr. Rothstein graduated summa cum laude with a Bachelor of Science in Economics from the Wharton School of Business at the University of Pennsylvania and has an (MPhil) in Finance from the University of Cambridge.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, corporate governance and nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on March 27, 2020.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held no formal meetings during 2020 as the Company does not have any underlying business or employees, relying on monthly reports and written approvals as required.

The members of the Audit Committee are Molly Montgomery, Daniel M. Friedberg, and Adam Rothstein, each of whom is an independent director under Nasdaq’s listing standards. Daniel M. Friedberg is the Chairperson of the audit committee. The Board has determined that Daniel M. Friedberg qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The corporate governance and nominating committee (the “Nominating Committee”) is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons. The Nominating Committee did not hold any meetings during 2020.

The members of the Nominating Committee are Molly Montgomery, Daniel M. Friedberg, and Adam Rothstein, each of whom is an independent director under Nasdaq’s listing standards. Adam Rothstein is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee did not meet during 2020.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Molly Montgomery, Daniel M. Friedberg and Adam Rothstein, each of whom is an independent director under Nasdaq’s listing standards. Molly Montgomery is the Chairperson of the Compensation Committee.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 8, 2021 unless otherwise indicated, certain information regarding beneficial ownership of ROCH’s common stock by each person who is known by ROCH to beneficially own more than 5% of ROCH’s common stock. The table also identifies the stock ownership of each of ROCH’s directors, each of ROCH’s officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Common Stock
Byron Roth(3)	752,706	7.7
Aaron Gurewitz(4)	115,924	1.2
Gordon Roth(5)	460,183	4.7
John Lipman	264,365	2.7
Rick Hartfiel	75,533	*
Molly Montgomery	85,658	*
Daniel M. Friedberg(6)	85,658	*
Adam Rothstein	47,829	*
All officers and directors as a group (8 individuals)	1,503,226	15.3
Craig-Hallum Capital Group LLC(7)	321,015	3.3
Roth Capital Partners, LLC	384,650	3.9
BNP Paribas Asset Management UK Ltd.(8)	1,026,618	10.45

less than 1%

(1) Unless otherwise indicated, the business address of each of the individuals is c/o Roth CH Acquisition I Co., 888 San Clemente Drive, Newport Beach, CA 92660.

(2) Excludes shares issuable pursuant to warrants issued in connection with the IPO, as such warrants are not exercisable until the later of May 7, 2021 and the consummation of the Business Combination.

(3) Includes shares owned by Roth Capital Partners, LLC. Byron Roth and Gordon Roth, both members of Roth Capital Partners, LLC, have voting and dispositive power over the shares held by Roth Capital Partners, LLC.

(4) Consists of shares owned by the AMG Trust Established January 23, 2007, for which Aaron Gurewitz is trustee.

(5) Includes shares owned by Roth Capital Partners, LLC, over which Byron Roth and Gordon Roth have voting and dispositive power.

(6) Consists of shares owned by Hampstead Park Capital Management LLC, of which Mr. Friedberg is the managing member.

(7) Rick Hartfiel and at least three other individuals each have voting and dispositive power over the shares owned by Craig-Hallum Capital Group LLC. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based upon the foregoing analysis, the aforementioned individuals do not exercise voting or dispositive control over any of the securities held by Craig-Hallum Capital Group LLC, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(8) The information reported is based on a Schedule 13G filed on January 11, 2021. According to the Schedule 13G, as of December 31, 2020, BNP Paribas Asset Management UK Ltd. owned 1,026,618 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2019, 2019, CR Financial Holdings, Inc., an entity affiliated with Roth Capital Partners, LLC, loaned ROCH an aggregate of $200,000, on a non-interest bearing basis, for payment of offering expenses on ROCH’S behalf. In addition, at the closing of ROCH’s IPO, each of ROCH’s stockholders prior to ROCH’s IPO committed to purchase from ROCH an aggregate of 262,500 (or 285,000 if the over-allotment option was exercised in full) Private Units at $10.00 per Private Unit (for a total purchase price of $2,625,000 (or $2,850,000 if the over-allotment option was exercised in full)). As of December 31, 2020, ROCH had no loans outstanding, including any loans from its directors or officers.

Byron Roth, Gordon Roth and Aaron Gurewitz, the Chairman and Chief Executive Officer, Chief Financial Officer and Chief Operating Officer and Head of Equity Capital Markets, respectively, at Roth, and Rick Hartfiel and John Lipman, Managing Partner and Head of Investment Banking and Partner and Managing Director of Investment Banking, respectively, at C-H, are either officers or directors (or both, in the case of Byron Roth and John Lipman) of ROCH. While no direct compensation arrangements regarding such individuals have been entered into regarding such fees, these executives may benefit indirectly from any such amounts payable to their respective organizations in respect of deferred underwriting commissions and fees, placement agent fees and costs and expenses incurred by Roth and C-H in connection with the identification, review and negotiation and approval of the Business Combination.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are approximate fees for services rendered by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees(1)	$190,560	$17,500
Audit Related Fees	$--	$--
Tax Fees	$--	$--
All Other Fees	$--	$--

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2020 and 2019 for the audit of our annual financial statements, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. Marcum did not perform or bill us for professional services that were reasonably related to the performance of the audit or review of financial statements in 2020 and 2019.

Tax Fees. Marcum did not perform any tax advice or planning services in 2020 or 2019.

All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2020 and 2019.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2020.

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements’ Table of Contents
(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated May 4, 2020, by and among Registrant and Roth Capital Partners, LLC and Craig-Hallum Capital Group LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 7, 2020)
2.1	Merger Agreement dated November 16, 2020 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 16, 2020)
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 7, 2020)
3.2	Bylaws (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 27, 2020)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 16, 2020)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 16, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 16, 2020)
4.4	Warrant Agreement, dated May 4, 2020 between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 7, 2020)
4.5*	Description of Securities
10.1	Letter Agreement, dated May 4, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 7, 2020)
10.2	Investment Management Trust Agreement, dated May 4, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 7, 2020)
10.3	Stock Escrow Agreement, dated May 4, 2020, between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 7, 2020)
10.4	Registration Rights Agreement, dated May 4, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 7, 2020)
10.5	Indemnity Agreement, dated May 4, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on May 7, 2020)
10.6*	Loan Commitment Letter, dated November 2, 2020, by and between the Registrant and CR Financial Holdings, Inc.
10.7*	Loan Commitment Letter, dated February 22, 2021, by and between the Registrant and CR Financial Holdings, Inc.
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 16, 2020)
21*	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 16, 2020)
99.2	Form of Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 16, 2020)
99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 16, 2020)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed herewith.

**    Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTH CH ACQUISITION I CO.

Dated: March 8, 2021	By:	/s/ Byron Roth
Name: Byron Roth
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Byron Roth	Chairman and Chief Executive Officer	March 8, 2021
Byron Roth	(Principal Executive Officer)

/s/ Gordon Roth	Chief Financial Officer and Head of Strategy	March 8, 2021
Gordon Roth	(Principal Accounting and Financial Officer)

/s/ John Lipman	Chief Operating Officer and Director	March 8, 2021
John Lipman

/s/ Molly Montgomery	Independent Director	March 8, 2021
Molly Montgomery

/s/ Daniel M. Friedberg	Independent Director	March 8, 2021
Daniel M. Friedberg

/s/ Adam Rothstein	Independent Director	March 8, 2021
Adam Rothstein

ROTH CH ACQUISITION I CO.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Roth CH Acquisition I Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Roth CH Acquisition I Co. (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from February 13, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from February 13, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital deficit as of December 31, 2020 are not sufficient to complete its planned activities the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019

New York, NY
March 8, 2021

ROTH CH ACQUISITION I CO.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Current assets
Cash	$200,580	$194,970
Prepaid expenses	106,439	—
Total Current Assets	307,019	194,970

Deferred offering costs	—	85,938
Marketable securities held in Trust Account	76,535,131	—
TOTAL ASSETS	$76,842,150	$280,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$727,110	$1,564
Accrued offering costs	—	55,938
Promissory note — related party	—	200,000
Total Current Liabilities	727,110	257,502

Deferred underwriting fee payable	2,677,500	—
TOTAL LIABILITIES	3,404,610	257,502

Commitments

Common stock subject to possible redemption, 6,843,753 shares at redemption value at December 31, 2020	68,437,530	—

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 2,984,247 and 2,156,250 shares issued and outstanding (excluding 6,843,753 and no shares subject to possible redemption) as of December 31, 2020 and 2019, respectively (1)	298	216
Additional paid-in capital	6,063,859	24,784
Accumulated deficit	(1,064,147)	(1,594)
Total Stockholders’ Equity	5,000,010	23,406
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,842,150	$280,908

(1)	Included an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters at December 31, 2019 (see Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

ROTH CH ACQUISITION I CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from February 13, 2019 (Inception) Through December 31,
	2020	2019
Operating and formation costs	$1,097,684	$1,594
Loss from operations	(1,097,684)	(1,594)

Other income:
Interest earned on marketable securities held in Trust Account	35,131	—

Net loss	$(1,062,553)	$(1,594)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	6,925,768	—

Basic and diluted net loss per share, Common stock subject to possible redemption	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding, Common stock (1)	2,533,092	1,875,000

Basic and diluted net loss per share, Common stock	$(0.42)	$(0.00)

(1)	Excludes an aggregate of 281,250 shares subject to forfeiture at December 31, 2019 (see Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

ROTH CH ACQUISITION I CO.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 13, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Initial Stockholders (1)	2,156,250	216	24,784	—	25,000

Net loss	—	—	—	(1,594)	(1,594)
Balance – December 31, 2019	2,156,250	216	24,784	(1,594)	23,406

Sale of 7,650,000 Units, net of underwriting discount and offering expenses	7,650,000	765	71,820,922	—	71,821,687

Sale of 265,500 Private Units	265,500	26	2,654,974	—	2,655,000

Forfeiture of Founder Shares	(243,750)	(24)	24	—	—

Common stock subject to possible redemption	(6,843,753)	(685)	(68,436,845)	—	(68,437,530)

Net loss	—	—	—	(1,062,553)	(1,062,553)

Balance – December 31, 2020	2,984,247	$298	$6,063,859	$(1,064,147)	$5,000,010

(1)	Included an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters at December 31, 2019 (see Note 5).

The accompanying notes are an integral part of the consolidated financial statements.

ROTH CH ACQUISITION I CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from February 13, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(1,062,553)	$(1,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(35,131)	—
Changes in operating assets and liabilities:
Prepaid expenses	(106,439)	—
Accounts payable and accrued expenses	725,546	1,564
Net cash used in operating activities	(478,577)	(30)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(76,500,000)	—
Net cash used in investing activities	(76,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Initial Stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	74,970,000	—
Proceeds from sale of Private Units	2,655,000	—
Proceeds from promissory note – related party	—	200,000
Repayment of promissory note – related party	(200,000)	—
Payment of offering costs	(440,813)	(30,000)
Net cash provided by financing activities	76,984,187	195,000

Net Change in Cash	5,610	194,970
Cash – Beginning of period	194,970	—
Cash – End of period	$200,580	$194,970

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$69,499,560	$—
Change in value of common stock subject to possible redemption	$(1,062,030)	$—
Deferred underwriting fee payable	$2,677,500	$—
Offering costs included in accrued offering costs	$—	$55,938

The accompanying notes are an integral part of the consolidated financial statements.

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

The Company has one subsidiary, Roth CH Acquisition I Co. Parent Corp., a wholly-owned direct subsidiary of the Company incorporated in Delaware on October 16, 2020 (“ParentCo”) and both Roth CH Merger Sub LLC, a Delaware limited liability (“Merger Sub LLC”) and Roth CH Merger Sub Corp., a Delaware corporation (“Merger Sub Corp”) are wholly-owned direct subsidiaries of ParentCo incorporated on October 16, 2020.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from February 13, 2019 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of PureCycle Technologies LLC, a Delaware limited liability company (“PCT”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of December 31, 2020, the Company had $200,580 in its operating bank accounts, $76,535,131 in marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem stock in connection therewith and working capital deficit of $263,641, which excludes franchise taxes payable of $156,450, of which such amount will be paid from interest earned on the Trust Account. As of December 31, 2020, approximately $35,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

On November 2, 2020 and February 22, 2021, (see Note 9), the Sponsor committed to provide the Company an aggregate of $850,000 in loans in order to finance transaction costs in connection with a Business Combination.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020 and 2019.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds, which primarily invest in U.S. Treasury Securities. During the year ended December 31, 2020, the Company did not withdraw any of the interest earned on the Trust Account.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. At December 31, 2019, weighted average shares were reduced for the effect of an aggregate of 281,250 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 5,936,265 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the year ended December 31, 2020	For the Period from February 13, 2019 (Inception) through December 31, 2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$35,131	$—
Less: interest available to be withdrawn for payment of taxes	(35,131)
Net income	$—	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	6,925,768	—
Basic and diluted net income per share	$0.00	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,062,553)	$(1,594)
Net income allocable to Common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(1,062,553)	$(1,594)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	2,533,092	1,875,000
Basic and diluted net loss per share	$(0.42)	$(0.00)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In April 2019, the Initial Stockholders purchased an aggregate of 100 shares of the Company’s common stock for an aggregate price of $25,000. On November 12, 2019, the Company effected a 1 for 21,562.50 dividend in the nature of a stock split that resulted in there being an aggregate of 2,156,250 shares of common stock outstanding and being held by the Initial Stockholders (the “Founder Shares”). All share and per-share amounts have been retroactively restated to reflect the stock dividend. The 2,156,250 Founder Shares included an aggregate of up to 281,250 shares subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option and forfeit the balance of their option, 243,750 Founder Shares were forfeited and 37,500 Founder Shares are no longer subject to forfeiture. As a result, as of May 26, 2020, there are 1,912,500 Founder Shares issued and outstanding.

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

Investor Relations Agreement

On February 27, 2020, the Company entered into an investor relations agreement, pursuant to which, in exchange for investor relations services, the Company will pay the service provider a one-time fee of $10,000. Upon the closing of a Business Combination, the Company will pay the service provider a fee of $50,000 and following the Business Combination, the Company will pay a fee of $10,000 per month for a period of nine months. As of December 31, 2020, the Company has paid $10,000 of such fees.

Merger Agreement

On November 16, 2020, the Company entered into an agreement and plan of merger (the “Merger Agreement”), by and among, the Company, ParentCo, Merger Sub LLC, Merger Sub Corp and PCT, pursuant to which the Company will acquire PCT for consideration of a combination of shares in ParentCo and assumption of indebtedness.

Pursuant to the Merger Agreement, (i) Merger Sub Corp will merge with and into the Company (the “RH Merger”), with the Company surviving the RH Merger as a wholly owned subsidiary of ParentCo (the “ROCH Surviving Company”); (ii) simultaneously with the RH Merger, Merger Sub LLC will merge with and into PCT (the “PCT Merger”), with PCT surviving the PCT Merger as a wholly-owned subsidiary of ParentCo (the “PCT Surviving Company”); and (iii) following the PCT Merger, ParentCo will contribute to the PCT Surviving Company the proceeds of the PIPE Placement (as defined in the Merger Agreement). ROCH Surviving Company will acquire, and ParentCo will contribute to ROCH Surviving Company (the “ParentCo Contribution”) all units of the PCT Surviving Company directly held by ParentCo after the PCT Merger, such that, following the ParentCo Contribution, the PCT Surviving Company will be a wholly-owned subsidiary of the ROCH Surviving Company (together with the RH Merger, the PCT Merger and the other transactions related thereto, the “Proposed Transactions”).

The aggregate consideration payable to the PCT Securityholders for the Proposed Transactions (the “PCT Merger Consideration“) consists of ParentCo Common Shares (as defined in the Merger Agreement) issued on the closing date (the “Share Consideration”), up to 4,000,000 additional ParentCo Common Shares upon the achievement of certain targets (the “Earnout Shares“) and the assumption of all indebtedness related to (a) the Limited Offering Memorandum, dated September 23, 2020 (in connection with the bond offering by Southern Ohio Port Authority to PureCycle: Ohio LLC) and (b) the convertible senior notes and certain other indebtedness used to fund the construction of an industrial process facility in Ironton, Ohio (collectively, the “Construction Indebtedness”) of PCT as of the closing date (the “Assumed Indebtedness”).

The Proposed Transactions will be consummated subject customary representations and warranties, covenants, closing conditions and other deliverables and provisions as further described in the Merger Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were 2,984,247 and 2,156,250 shares of common stock issued and outstanding, excluding 6,843,753 and no shares of common stock subject to possible redemption, respectively.

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$81,301	$335
Total deferred tax assets	81,301	335
Valuation Allowance	(81,301)	(335)
Deferred tax assets, net valuation allowance	$—	$—

The income tax provision consists of the following:

	December 31,	For the period from February 13, 2019 (Inception) Through December 31,
	2020	2019
Federal
Current	$—	$—
Deferred	(80,966)	(335)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	80,966	335

Income tax provision	$—	$—

As of December 31, 2020 and 2019, the Company had $387,146 and $1,594, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income and will carry forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2020, the change in the valuation allowance was $80,966. For the period from February 13, 2019 (inception) through December 31, 2019, the change in the valuation allowance was $335.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
Business combination expenses	(13.4)%	0.0%
Valuation allowance	(7.6)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers California to be a significant state tax jurisdiction.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 22, 2021, the Sponsor committed to provide us an aggregate of $750,000 in loans in order to finance transaction costs in connection with a Business Combination.