Form 10-K/A
period 2020-12-31
Roth CH Acquisition I Co
filed 2021-06-15
CIK 1796303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ⌧ No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Roth CH Acquisition I Co, (“ROCH”, “the Company”, “we”, or “our”) for the period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021 (the “Original Filing”).

On March 17, 2021 (the “Closing Date”), PureCycle Technologies LLC (“PCT LLC”) consummated the previously announced business combination (“Business Combination”) with ROCH, Roth CH Acquisition I Co. Parent Corp., a Delaware corporation and wholly owned direct subsidiary of ROCH (“ParentCo”) and others pursuant to the Agreement and Plan of Merger dated as of November 16, 2020, as amended from time to time (the “Merger Agreement”).

Upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Closing”), ROCH changed its name to PureCycle Technologies Holdings Corp. and became a wholly owned direct subsidiary of ParentCo, PCT LLC became a wholly owned direct subsidiary of PureCycle Technologies Holdings Corp. and a wholly owned indirect subsidiary of ParentCo, and ParentCo changed its name to PureCycle Technologies, Inc. (“PureCycle”). PureCycle continues the existing business operations of PCT LLC as a publicly traded company. PureCycle’s common stock, units and warrants are now listed on the Nasdaq Capital Market (“NASDAQ”) under the symbols “PCT,” “PCTTU” and “PCTTW,” respectively.

Subsequent to the Closing of the Business Combination, on April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance, ROCH’s 199,125 Private Warrants (as defined in the Original Filing), that were converted into PureCycle warrants pursuant to the Business Combination, were accounted for as equity within ROCH’s balance sheet. On May 27, 2021, after discussion and evaluation, PureCycle management, in consultation with PureCycle’s Audit Committee, concluded that the Private Warrants should be presented as liabilities with subsequent fair value remeasurement.

On June 2, 2021, PureCycle, concluded that ROCH’s (i) audited financial statements for the year ending December 31, 2020; (ii) unaudited interim financial statements as of and for the periods ended June 30, 2020 and September 30, 2020 and (iii) audited balance sheet as of May 7, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance regarding accounting for the Private Warrants and should no longer be relied upon.

Historically, the Private Warrants were reflected as a component of equity on ROCH’s consolidated balance sheets, based on the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with ROCH’s historical interpretation of the specific provisions within its warrant agreements and ROCH’s application of ASC 815-40 and ASC 480 to the warrant agreements with respect to the Private Warrants. PureCycle reassessed ROCH’s accounting for the Public and Private Warrants in light of the SEC Staff’s published views. Based on this reassessment, PureCycle determined that the Private Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in ROCH’s consolidated statements of operations each reporting period. Additionally, offering costs attributable to the Private Warrants, based on the Private Warrants’ fair value as a percentage of proceeds, are no longer included as an offset to equity but were expensed as incurred.

The change in accounting for the Private Warrants did not impact ROCH’s liquidity, cash flows, revenues or costs of operating ROCH’s business in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Private Warrants does not impact the amounts previously reported for ROCH’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

In connection with the restatement, the Company’s management reassessed the effectiveness of it disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures for such periods were not effective due to a material weakness in internal control over financial reporting related to the classification of the Company’s private warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report on Form 10-K.

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatement. The following items have been amended to reflect the restatement

•	Item 7. Management’s discussion and analysis of financial condition and results of operations.

•	Item 8. Financial Statements and Supplementary Data

•	Item 9A. Controls and Procedures

ROCH has not amended its previously filed Current Report on Form 8-K for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this amendment.

In addition, ROCH’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1, and 32.2)

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and no steps have been undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events, including the Closing of the Business Combination. Accordingly, this Form 10-K/A should be read in conjunction with ROCH’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

The change in accounting for the Private Warrants, which were converted into PureCycle warrants pursuant to the Business Combination, was appropriately reflected in PureCycle’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed on May 19, 2021 and does not have any further impact on PureCycle’s consolidated financial statements.

ROTH CH ACQUISITION I CO.

Annual Report on Form 10-K/A for the Year Ended December 31, 2020

Index
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

Index
PART I

ITEM 1.	BUSINESS

Introduction

Roth CH Acquisition I Co. (the “Company” or “ROCH”) is a blank check company formed under the laws of the State of Delaware on February 13, 2019. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.

On May 7, 2020, the Company consummated the IPO of 7,500,000 units (the “Units”). Each Unit consists of one share of common stock, $0.0001 par value (“Common Stock”), and three-quarters of one warrant (“Warrant” or “Public Warrants”) entitling the holder of each whole Warrant to purchase one share of Common Stock at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $75,000,000.

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

Index
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

Index
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

Index
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

Index
Restatement of Previously Issued Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the restatement and revision of our consolidated financial statements as described in the “Explanatory Note” and in Note 2, “Summary of Significant Accounting Policies”, to our accompanying consolidated financial statements.

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

For the year ended December 31, 2020, we had a net loss of $2,333,219, which consisted of operating costs of $1,097,684 plus a change in the fair value of warrant liability and warrant issuance cost of $1,270,666 offset by interest income on marketable securities held in the Trust Account of $35,131.

For the period from February 13, 2019 (inception) through December 31, 2019, we had a net loss of $1,594, which consisted of formation and operating costs.

For the three months and nine months ended September 30, 2020

For the three months ended September 30, 2020, we had a net loss of $173,973, which consisted of operating costs of $134,021 and a loss on the change in the fair value of the warrant liabilities of $53,764, offset by interest income on marketable securities held in the Trust Account of $13,616 and a benefit from income taxes of $196.

For the nine months ended September 30, 2020, we had a net loss of $299,948, which consisted of operating costs of $246,843, a loss on the change in the fair value of the warrant liabilities of $53,764, and issuance costs related to warrants of $22,152, offset by interest income on marketable securities held in the Trust Account of $22,615, and a benefit from income taxes of $196.

For the three months and six months ended June 30, 2020

For the three months ended June 30, 2020, we had a net loss of $125,505, which consisted of operating costs of $112,352, issuance costs related to warrants of $22,152, offset by interest income on marketable securities held in the Trust Account of $8,999.

For the six months ended June 30, 2020, we had a net loss of $125,975, which consisted of operating costs of $112,822, issuance costs related to warrants of $22,152, offset by interest income on marketable securities held in the Trust Account of $8,999.

Index
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

For the year ended December 31, 2020, cash used in operating activities was $478,577, which consisted of our net loss of $2,333,219 and interest earned on marketable securities held in the Trust Account of $35,131. Changes in operating assets and liabilities provided $619,107 of cash from operating activities.

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

Index
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

Warrant Liabilities

The Company accounts for its Private Warrants as derivative warrant liabilities in accordance with ASC 815-40. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Private Warrants are measured at fair value using a Black Scholes model.

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

Index
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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020 due solely to the material weakness in our internal control over financial reporting with respect to the classification of the Company’s Private Warrants as components of equity instead of derivative liabilities. Considering this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except as noted below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, which resulted in a material misstatement, we plan to further enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B.	OTHER INFORMATION

Not applicable.

Index
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our current directors and executive officers are as follows:

Name	Age	Position
Byron Roth	58	Chief Executive Officer and Chairman of the Board
Gordon Roth	66	Chief Financial Officer
Rick Hartfiel	57	Co-President
John Lipman	44	Chief Operating Officer and Director
Aaron Gurewitz	52	Co-President
Molly Montgomery	54	Independent Director
Daniel M. Friedberg	59	Independent Director
Adam Rothstein	49	Independent Director

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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

Index
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

10.6+	Loan Commitment Letter, dated November 2, 2020, by and between the Registrant and CR Financial Holdings, Inc.
10.7+	Loan Commitment Letter, dated February 22, 2021, by and between the Registrant and CR Financial Holdings, Inc.
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 16, 2020)
21+	List of Subsidiaries
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002

Index
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on March 16, 2020)
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

+      Filed with Original Filing on March 9, 2021

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROTH CH ACQUISITION I CO.

Dated: June 14, 2021	By:	/s/ Michael Otworth
Name: Michael Otworth
Title: Chief Executive Officer

Index
ROTH CH ACQUISITION I CO.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Roth CH Acquisition I Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Roth CH Acquisition I Co. (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from February 13, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for the period from February 13, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As disclosed in Note 2 and Note 10 to the consolidated financial statements, the accompanying consolidated financial statements as of December 31, 2020 and for the year ended December 31, 2020, have been restated to correct errors related to warrants.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital deficit as of December 31, 2020 are not sufficient to complete its planned activities the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2019

New York, NY
March 8, 2021 except for the effects of the restatement discussed in Note 2, Note 10, and the business combination discussed in Note 12 as to which the date is June 14, 2021.

Index
ROTH CH ACQUISITION I CO.
CONSOLIDATED BALANCE SHEETS

	December 31,
	(Restated) 2020	2019
ASSETS
Current assets
Cash	$200,580	$194,970
Prepaid expenses	106,439	—
Total Current Assets	307,019	194,970

Deferred offering costs	—	85,938
Marketable securities held in Trust Account	76,535,131	—
TOTAL ASSETS	$76,842,150	$280,908

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$727,110	$1,564
Accrued offering costs	—	55,938
Promissory note — related party	—	200,000
Total Current Liabilities	727,110	257,502

Warrant liability	1,624,860	—
Deferred underwriting fee payable	2,677,500	—
TOTAL LIABILITIES	5,029,470	257,502

Commitments

Common stock subject to possible redemption, 6,681,267 shares at redemption value at December 31, 2020	66,812,670	—

Stockholders’ Equity
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,146,733 and 2,156,250 shares issued and outstanding (excluding 6,681,267 and no shares subject to possible redemption) as of December 31, 2020 and 2019, respectively (1)	314	216
Additional paid-in capital	7,334,509	24,784
Accumulated deficit	(2,334,813)	(1,594)
Total Stockholders’ Equity	5,000,010	23,406
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,842,150	$280,908

(1)	Included an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters at December 31, 2019 (see Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

Index
ROTH CH ACQUISITION I CO.
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Restated) Year Ended December 31, 2020	For the Period from February 13, 2019 (Inception) Through December 31, 2019
Operating and formation costs	$1,097,684	$1,594
Loss from operations	(1,097,684)	(1,594)

Other income (loss):
Change in fair value of warrants	(1,248,514)	—
Offering costs attributable to warrants	(22,152)	—
Interest earned on marketable securities held in Trust Account	35,131	—

Net loss	$(2,333,219)	$(1,594)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	6,899,829	—

Basic and diluted net loss per share, Common stock subject to possible redemption	$(0.00)	$(0.00)

Basic and diluted weighted average shares outstanding, Common stock (1)	2,549,960	1,875,000

Basic and diluted net loss per share, Common stock	$(0.92)	$(0.00)

(1)	Excludes an aggregate of 281,250 shares subject to forfeiture at December 31, 2019 (see Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

Index
ROTH CH ACQUISITION I CO.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Restated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – February 13, 2019 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Initial Stockholders (1)	2,156,250	216	24,784	—	25,000

Net loss	—	—	—	(1,594)	(1,594)
Balance – December 31, 2019	2,156,250	216	24,784	(1,594)	23,406

Sale of 7,650,000 Units, net of underwriting discount and offering expenses	7,650,000	765	71,843,074	—	71,843,839

Sale of 265,500 Private Units	265,500	26	2,278,628	—	2,278,654

Forfeiture of Founder Shares	(243,750)	(24)	24	—	—

Common stock subject to possible redemption	(6,681,267)	(668)	(66,812,002)	—	(66,812,670)

Net loss	—	—	—	(2,333,219)	(2,333,219)

Balance – December 31, 2020 (as restated)	3,146,733	$315	$7,334,508	$(2,333,219)	$5,000,010

(1)	Included an aggregate of up to 281,250 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters at December 31, 2019 (see Note 6).

The accompanying notes are an integral part of the consolidated financial statements.

Index
ROTH CH ACQUISITION I CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Restated) Year Ended December 31, 2020	For the Period from February 13, 2019 (Inception) Through December 31, 2019
Cash Flows from Operating Activities:
Net loss	$(2,333,219)	$(1,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	1,248,514	—
Offering costs attributable to warrants	22,152	—
Interest earned on marketable securities held in Trust Account	(35,131)	—
Changes in operating assets and liabilities:
Prepaid expenses	(106,439)	—
Accounts payable and accrued expenses	725,546	1,564
Net cash used in operating activities	(478,577)	(30)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(76,500,000)	—
Net cash used in investing activities	(76,500,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Initial Stockholders	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	74,970,000	—
Proceeds from sale of Private Units	2,655,000	—
Proceeds from promissory note – related party	—	200,000
Repayment of promissory note – related party	(200,000)	—
Payment of offering costs	(440,813)	(30,000)
Net cash provided by financing activities	76,984,187	195,000

Net Change in Cash	5,610	194,970
Cash – Beginning of period	194,970	—
Cash – End of period	$200,580	$194,970

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$69,123,214	$—
Change in value of common stock subject to possible redemption	$(2,310,544)	$—
Initial fair value of warrant liability	(376,346)	—
Deferred underwriting fee payable	$2,677,500	$—
Offering costs included in accrued offering costs	$—	$55,938

The accompanying notes are an integral part of the consolidated financial statements.

Index
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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from February 13, 2019 (inception) through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, activities in connection with the proposed acquisition of PureCycle Technologies LLC, a Delaware limited liability company (“PCT”) (see Note 7). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on May 4, 2020. On May 7, 2020, the Company consummated the Initial Public Offering of 7,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $75,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 262,500 units (the “Private Units”) at a price of $10.00 per Private Unit in a private placement to our initial stockholders, generating gross proceeds of $2,625,000, which is described in Note 5.

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

Index
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Company’s shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 6), Private Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Initial transaction or don’t vote at all.

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

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Index
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

On November 2, 2020 and February 22, 2021, (see Note 10), the Sponsor committed to provide the Company an aggregate of $850,000 in loans in order to finance transaction costs in connection with a Business Combination.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On June 2, 2021, the Company concluded that ROCH’s (i) audited financial statements for the year ending December 31, 2020; (ii) unaudited interim financial statements as of and for the periods ended June 30, 2020 and September 30, 2020 and (iii) audited balance sheet as of May 7, 2020 included in the form 8-K filed May 28, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance regarding accounting for the Private Warrants and should no longer be relied upon. As such, the Company is restating its consolidated financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require such warrants to be classified as liabilities on a SPAC’s balance sheet as opposed to equity. Since issuance on May 7, 2020 and, subsequently, on May 26, 2020, our outstanding Private Warrants to purchase common stock were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, management concluded that the Private Warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Private Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Private Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Public and Private Warrants in light of the SEC Staff’s Statement. Based on this reassessment, we determined that the Private Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statements of operations each reporting period. Additionally, offering costs attributable to the Private Warrants, based on their fair value as a percentage of proceeds, are no longer included as an offset to equity but expensed as incurred.

Therefore, the Company concluded that its previously issued consolidated financial statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for the Private Warrants and should no longer be relied upon. The restatement does not affect Public Warrants held by shareholders.

Index
Impact of the Restatement

The following summarizes the effect of the Restatement on each financial statement line item for the Affected Periods. The restatement had no impact on net cash flows from investing or financing activities.  The Private Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the Private Warrants recognized.

Balance sheets

	As Filed	Restatement Adjustment	As Restated
Consolidated Balance Sheets as of May 7, 2020
Warrant liability	$-	$372,094	$372,094
Ordinary shares subject to possible redemption	68,052,060	(372,094)	67,679,966
Class A ordinary shares	311	4	315
Additional paid-in capital	5,001,816	22,026	5,023,842
Accumulated deficit	$(2,124)	$(22,030)	$(24,154)
Consolidated Balance Sheets as of June 30, 2020
Warrant liability	$-	$376,346	$376,346
Ordinary shares subject to possible redemption	69,396,260	(376,346)	69,019,914
Class A ordinary shares	289	3	292
Additional paid-in capital	5,105,138	22,149	5,127,287
Accumulated deficit	(105,417)	(22,152)	(127,569)
Consolidated Balance Sheets as of September 30, 2020
Warrant liability	$-	$430,110	$430,110
Ordinary shares subject to possible redemption	69,276,060	(430,110)	68,845,950
Class A ordinary shares	290	5	295
Additional paid-in capital	5,225,337	75,911	5,301,248
Accumulated deficit	(225,626)	(75,916)	(301,542)
Consolidated Balance Sheets as of December 31, 2020
Warrant liability	$-	$1,624,860	$1,624,860
Ordinary shares subject to possible redemption	68,437,530	(1,624,860)	66,812,670
Class A ordinary shares	298	16	314
Additional paid-in capital	6,063,859	1,270,650	7,334,509
Accumulated deficit	(1,064,147)	(1,270,666)	(2,334,813)

Statements of changes in stockholders’ equity

	As Filed	Restatement Adjustment	As Restated
Consolidated Statements of Changes in Stockholders’ Equity as of December 31, 2020
Sales of 7,650,000 Units, net of underwriting discount and offering expenses	$71,821,687	$22,152	$71,843,839
Sales of 265,500 Private Units	2,655,000	(376,346)	2,278,654
Common stock subject to possible redemption	(68,437,530)	1,624,860	(66,812,670)
Net loss	(1,062,553)	(1,270,666)	(2,333,219)

Statements of operations

	As Filed	Restatement Adjustment	As Restated
Consolidated Statements of Operations for the period January 1, 2020 to December 31, 2020
Income (loss) from change in FV of warrants	$-	$(1,248,514)	$(1,248,514)
Offering costs attributable to warrants	-	(22,152)	(22,152)
Net loss	(1,062,553)	(1,270,666)	(2,333,219)
Basic and diluted net loss per ordinary share	(0.42)	(0.50)	(0.92)

	As Filed	Restatement Adjustment	As Restated
Consolidated Statements of Operations for the three months July 1, 2020 to September 30, 2020
Income (loss) from change in FV of warrants	$-	$(53,764)	$(53,764)
Offering costs attributable to warrants	-	-	-
Net loss	(120,209)	(53,764)	(173,913)
Basic and diluted net loss per ordinary share	(0.05)	(0.02)	(0.07)
Consolidated Statements of Operations for the nine months January 1, 2020 to September 30, 2020
Income (loss) from change in FV of warrants	$-	$(53,764)	$(53,764)
Offering costs attributable to warrants	-	(22,152)	(22,152)
Net loss	(224,032)	(75,916)	(299,948)
Basic and diluted net loss per ordinary share	(0.09)	(0.03)	(0.12)

	As Filed	Restatement Adjustment	As Restated
Consolidated Statements of Operations for the three April 1, 2020 to June 30, 2020
Income (loss) from change in FV of warrants	$-	$-	$-
Offering costs attributable to warrants	-	(22,152)	(22,152)
Net loss	(103,353)	(22,152)	(125,505)
Basic and diluted net loss per ordinary share	(0.05)	(0.00)	(0.05)
Consolidated Statements of Operations for the six months January 1, 2020 to June 30, 2020
Income (loss) from change in FV of warrants
Offering costs attributable to warrants	-	(22,152)	(22,152)
Net loss	(103,823)	(22,152)	(125,975)
Basic and diluted net loss per ordinary share	(0.05)	(0.00)	(0.05)

Index
Statements of cash flows

	As Filed	Restatement Adjustment	As Restated
Consolidated Statements of Cash Flows period from January 1, 2020 to December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(1,062,553)	$(1,270,666)	$(2,333,219)
Offering costs attributable to warrants	-	(22,152)	(22,152)
Change in fair value of warrant liability	-	(1,248,514)	(1,248,514)
Non-Cash investing and financing activities:
Initial measurement of warrant liability	-	(376,346)	(376,346)
Initial value of Class A ordinary shares subject to possible redemption	69,499,560	(376,346)	69,123,214
Change in value of Class A ordinary shares subject to possible redemption	$(1,062,030)	$(1,248,514)	$(2,310,544)
Consolidated Statements of Cash Flows period from January 1, 2020 to September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(224,032)	$(75,916)	$(299,948)
Offering costs attributable to warrants	-	(22,152)	(22,152)
Change in fair value of warrant liability	-	(53,764)	(53,764)
Non-Cash investing and financing activities:
Initial measurement of warrant liability	$-	$(376,346)	$(376,346)
Initial value of Class A ordinary shares subject to possible redemption	68,052,060	1,071,154	69,123,214
Change in value of Class A ordinary shares subject to possible redemption	1,224,000	(1,501,264)	(277,264)
Consolidated Statements of Cash Flows period from Jauary 1, 2020 to June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(103,823)	$(22,152)	$(125,975)
Offering costs attributable to warrants	-	(22,152)	(22,152)
Change in fair value of warrant liability	-	-	-
Non-Cash investing and financing activities:
Initial measurement of warrant liability	$-	$(376,346)	$(376,346)
Initial value of Class A ordinary shares subject to possible redemption	68,052,060	1,071,154	69,123,214
Change in value of Class A ordinary shares subject to possible redemption	1,344,200	(1,447,500)	(103,300)

Index
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Index
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

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. The Company accounts for its Private Warrants as derivative warrant liabilities in accordance with ASC 815-40. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the Private Warrants were initially and subsequently measured at fair value using a Black Scholes model.

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

Index
Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. At December 31, 2019, weighted average shares were reduced for the effect of an aggregate of 281,250 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 8). The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 5,936,625 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the year ended December 31, 2020	For the Period from February 13, 2019 (Inception) through December 31, 2019
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$35,131	$—
Less: interest available to be withdrawn for payment of taxes	(35,131)
Net income	$—	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	6,899,829	—
Basic and diluted net income per share	$0.00	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(2,333,219)	$(1,594)
Net income allocable to Common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(2,333,219)	$(1,594)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	2,549,960	1,875,000
Basic and diluted net loss per share	$(0.92)	$(0.00)

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

Index
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

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 7,650,000 Units, at a price of $10.00 per Unit, inclusive of 150,000 Units sold to the underwriters on May 26, 2020 upon the underwriters’ election to partially exercise their over-allotment option. Each Unit consists of one share of common stock and three-quarters of one redeemable warrant (“Public Warrant”).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Initial Stockholders purchased an aggregate of 262,500 Private Units, at a price of $10.00 per Private Unit, for an aggregate purchase price of $2,625,000. On May 26, 2020, in connection with the underwriters’ election to partially exercise their over-allotment option, the Company sold an additional 3,000 Private Units to the Initial Stockholders, generating gross proceeds of $30,000. Each Private Unit consists of one share of common stock (“Private Share”) and three-quarters of one redeemable warrant (“Private Warrant”). Each whole Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per full share (every four units entitles the holder thereof to receive three whole warrants), subject to adjustment (see Note 9). The proceeds from the Private Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 6. RELATED PARTY TRANSACTIONS

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

Index
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

NOTE 7. COMMITMENTS

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

Index
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

NOTE 8. STOCKHOLDERS’ EQUITY

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020 and 2019, there were 3,146,733 and 2,156,250 shares of common stock issued and outstanding, excluding 6,681,267 and no shares of common stock subject to possible redemption, respectively.

NOTE 9. WARRANTS

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

Index
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

The Public Warrants are accounted for as equity classified warrants as they were determined to be indexed to the Company’s stock and meet the requirements for equity classification.

The Company has classified the Private Warrants as a warrant liability as there is a provision within the warrant agreement that allows for Private Warrants to be exercised via a cashless exercise while held by the Sponsor and affiliates of the Sponsor, but would not be exercisable at any time on a cashless basis if transferred and held by another investor. Therefore, the Company will classify the Private Warrants as a liability pursuant to ASC 815 until the Private Warrants are transferred from the initial purchasers or any of their permitted transferees.

At December 31, 2020, there were approximately 5.7 million Public Warrants and 0.2 million Private Warrants outstanding. Refer to Note 10 – Fair Value Measurement for further information.

NOTE 10. FAIR VALUE MEASUREMENT

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. Assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Index
Level 2 - Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly, and fair value is determined through the use of models or other valuation methodologies

Level 3 - Inputs are unobservable for the asset or liability and include situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation.

Measurement of the Private Warrants

The Private Warrants are measured at fair value on a recurring basis using a Black-Scholes model. The Private Warrants are classified as Level 3 for both initial and subsequent measurement using the following assumptions:

2020
Expected annual dividend yield	—%
Expected volatility	29.4 – 45.6%
Risk-free rate of return	0.34 – 0.39%
Expected option term (years)	5.21 - 5.50

The aggregate values of the Private Warrants were $0.4 and $1.6 million on May 7, 2020 (inception) and December 31, 2020, respectively.

A summary of the Private Warrants activity from May 7, 2020 (inception) to December 31, 2020 is as follows:

Fair value (Level 3)
Balance at May 7, 2020 (inception)	$376,346
Change in fair value	1,248,514
Balance at December 31, 2020	$1,624,860

Refer to Note 9 – Warrants for further information.

NOTE 11. INCOME TAX

The Company’s net deferred tax assets are as follows:

	As of December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforward	$81,301	$335
Total deferred tax assets	81,301	335
Valuation Allowance	(81,301)	(335)
Deferred tax assets, net valuation allowance	$—	$—

Index
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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	As of December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
Change in Fair Value of Private Warrant liability	11.4%	0.0%
Business combination expenses	(6.1)%	0.0%
Valuation allowance	(26.3)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open and subject to examination. The Company considers California to be a significant state tax jurisdiction.

NOTE 12. SUBSEQUENT EVENTS

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

Index
On March 17, 2021, the previously announced Business Combination by and among Roth CH Acquisition I Co., a Delaware corporation (“ROCH”), Roth CH Acquisition I Co. Parent Corp., a Delaware corporation and wholly owned direct subsidiary of ROCH (“ParentCo”), Roth CH Merger Sub LLC, a Delaware limited liability company and wholly owned direct subsidiary of Parent Co (“Merger Sub LLC”), Roth CH Merger Sub Corp., a Delaware corporation and wholly owned direct subsidiary of Parent Co (“Merger Sub Corp”) and PureCycle Technologies LLC (“PCT LLC”) pursuant to the Agreement and Plan of Merger dated as of November 16, 2020, as amended from time to time (the “Merger Agreement”) was consummated.

Immediately upon the completion of the Business Combination and the other transactions contemplated by the Merger Agreement (the “Transactions”, and such completion, the “Closing”), ROCH changed its name to PureCycle Technologies Holdings Corp. and became a wholly owned direct subsidiary of ParentCo, PCT LLC became a wholly owned direct subsidiary of PureCycle Technologies Holdings Corp. and a wholly owned indirect subsidiary of ParentCo, and ParentCo changed its name to PureCycle Technologies, Inc. PureCycle Technologies Inc.’s common stock, units and warrants are now listed on the Nasdaq Capital Market (“NASDAQ”) under the symbols “PCT,” “PCTTU” and “PCTTW,” respectively.

In connection with the Business Combination, ROCH entered into subscription agreements with certain investors (the “PIPE Investors”), whereby it issued 25.0 million shares of common stock at $10.00 per share (the “PIPE Shares”) for an aggregate purchase price of $250.0 million (the “PIPE Financing”), which closed simultaneously with the consummation of the Business Combination. Upon the Closing of the Business Combination, the PIPE Investors were issued shares of the Company’s common stock.

PCT LLC unitholders will be issued up to 4.0 million additional shares of the Company’s common stock if certain conditions are met (“the Earnout”). The PCT unitholders will be entitled to 2.0 million shares if after six months after the Closing and prior to or as of the third anniversary of the Closing, the closing price of the common stock is greater than or equal to $18.00 over any 20 trading days within any 30-trading day period. The PCT unitholders will be entitled to 2.0 million shares upon the Phase II Facility becoming operational, as certified by Leidos Engineering, LLC (“Leidos”), an independent engineering firm, in accordance with criteria established in agreements in connection with construction of the plant.